Form 10-K/A
period 2003-05-01
STRUCTURED ASSET SECURITIES CORP MORT PASS THR CERT SER 2002
filed 2003-05-20
CIK 1170323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

This Amendment No. 1 on Form 10-K/A amends the Form 10-K to include Exhibit 99.1c which provides the annual independents accountant's servicing report from Suntrust Mortgage, Inc., as Servicer, Exhibit 99.2c which provides the report of management from Suntrust Mortgage, Inc., as Servicer, Exhibit 99.1d which provides the annual independents accountant's servicing report from Greenpoint Mortgage Funding, Inc., as Servicer, Exhibit 99.2d which provides the report of management from Greenpoint Mortgage Funding, Inc., as Servicer, Exhibit 99.1e which provides the annual independents accountant's servicing report from IndyMac Bank, F.S.B., as Servicer and Exhibit 99.2e which provides the report of management from IndyMac Bank, F.S.B., as Servicer.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  Exhibits

(99.1) Annual Independent Accountant's Servicing Report for the year ended

December 31, 2002.

    Aurora Loan Services Inc., as servicer <F2>
    National City Mortgage Co., as servicer <F2>
    Suntrust Mortgage, Inc., as servicer <F1>
    Greenpoint Mortgage Funding, Inc., as servicer <F1>
    IndyMac Bank, F.S.B., as servicer <F1>
    Wells Fargo Home Mortgage, Inc., as servicer <F2>

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

    Aurora Loan Services Inc., as servicer <F2>
    National City Mortgage Co., as servicer <F2>
    Suntrust Mortgage, Inc., as servicer <F1>
    Greenpoint Mortgage Funding, Inc., as servicer <F1>
    IndyMac Bank, F.S.B., as servicer <F1>
    Wells Fargo Home Mortgage, Inc., as servicer <F2>

(99.3) Annual Statement of Compliance for the year ended December 31, 2002.

a) Aurora Loan Services Inc., as Master Servicer <F2>

(99.4) Aggregate Statement of Principal and Interest Distributions to

Certificateholders as of December 31, 2002. <F2>

(B) Reports on Form 8-K were filed during the last quarter of 2002 in order to provide statements for the monthly distributions to investors on October 25, 2002, November 25, 2002 and December 26, 2002.

<F1> Filed herewith.

<F2> Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Loan Services Inc., as Master Servicer of Structured Asset Securities Corporation

Mortgage Pass-Through Certificates, Series 2002-6

By: /s/ E. Todd Whittemore

----------------------------------

E. Todd Whittemore

Executive Vice President

Aurora Loan Services

Date: 5/15/03

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

Date: 5/15/03

By: /s/ E. Todd Whittemore

----------------------------------

E. Todd Whittemore

Executive Vice President

Aurora Loan Services